Form 10QSB
period 1996-06-30
GENERAL RESIDENTIAL CORP
filed 1996-08-27
CIK 40806

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[ X ] Quarterly Report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1996

[   ] Transition Report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 (no fee required)
      For the transition period from ________________ to ________________

                         Commission file number:  0-5370

                         GENERAL RESIDENTIAL CORPORATION
   ---------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

  Delaware                                                          95-2679815
- ------------------------------                                  ----------------
(State or other jurisdiction of                                 (I.R.S. employer
incorporation or organization)                            identification number)

                17992 Darmel Place, Santa Ana, California    92705
   ---------------------------------------------------------------------------
              (Address of principal executive offices)     (Zip Code)

Issuer's telephone number, including area code: (714) 633-4275

                          Common Stock, $.01 par value
                          ----------------------------
                                 (Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes [ X ]  No [   ]

As of June 30, 1996, the Company had 16,521,788 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [   ]   No [ X ]

Total sequentially numbered pages in this document:  8.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        GENERAL RESIDENTIAL CORPORATION
                     CONDENSED BALANCE SHEETS (UNAUDITED)

                                                       June 30,     December 31,
                                                         1996           1995
                                                     ------------   ------------

                                     ASSETS
CASH                                                 $     1,981    $    10,118

PROPERTY AND EQUIPMENT,
  net of accumulated depreciation                      1,950,691      1,999,213
                                                     ------------   ------------
                                                     $ 1,952,672    $ 2,009,331
                                                     ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Notes payable, secured by deeds of trust           $    71,833    $   138,941
  Accounts payable and accrued expenses                    6,350          6,350
  Income taxes payable                                     8,185         13,118
  Deferred income taxes                                  492,000        504,000
  Due to related parties                                 144,000        135,000
                                                     ------------   ------------
    TOTAL LIABILITIES                                    722,368        797,409
                                                     ------------   ------------
STOCKHOLDERS' EQUITY (Note 2)
  Common stock, $.01 par value;
   authorized - 50,000,000 shares;
   issued and outstanding -
   16,521,788 shares at June 30, 1996
   and 16,549,501 shares at December 31, 1995            165,218        165,495
  Additional paid-in capital                           1,333,007      1,334,393
  Accumulated deficit                                   (267,921)      (287,966)
                                                     ------------   ------------
  TOTAL STOCKHOLDERS' EQUITY                           1,230,304      1,211,922
                                                     ------------   ------------
                                                     $ 1,952,672    $ 2,009,331
                                                     ============   ============


            See accompanying notes to condensed financial statements.

                         GENERAL RESIDENTIAL CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                    Three Months Ended June 30, 1996 and 1995

                                                         1996           1995
                                                     ------------   ------------

LEASING REVENUES                                     $    90,681    $    90,639
                                                     ------------   ------------
COSTS AND EXPENSES
  Compensation to officers and directors                  42,000         28,500
  General and administrative expenses                      9,720          8,978
  Depreciation                                            24,261         24,261
  Interest expense, including $3,795 in 1996 and
   $3,713 in 1995 to related parties                       5,804          9,140
                                                     ------------   ------------
                                                          81,785         70,879
                                                     ------------   ------------

Income before income taxes                                 8,896         19,760

Income taxes                                               2,600          4,204
                                                     ------------   ------------

Net income                                           $     6,296    $    15,556
                                                     ============   ============

Net income per common share                          $        --    $        --
                                                     ============   ============

Weighted average number of shares of common stock     16,522,000     16,558,000
                                                     ============   ============


            See accompanying notes to condensed financial statements.

                         GENERAL RESIDENTIAL CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                    Six Months Ended June 30, 1996 and 1995

                                                         1996           1995
                                                     ------------   ------------

LEASING REVENUES                                     $   181,376    $   181,278
                                                     ------------   ------------

COSTS AND EXPENSES
  Compensation to officers and directors                  70,500         57,000
  General and administrative expenses                     21,802         19,712
  Depreciation                                            48,522         48,522
  Interest expense, including $7,508 in 1996 and
   $7,426 in 1995 to related parties                      12,307         18,938
                                                     ------------   ------------

                                                         153,131        144,172
                                                     ------------   ------------

Income before income taxes                                28,245         37,106
                                                     ------------   ------------

Income taxes                                               8,200          7,854
                                                     ------------   ------------

Net income                                           $    20,045    $    29,252
                                                     ============   ============

Net income per common share                          $        --    $        --
                                                     ============   ============

Weighted average number of shares of common stock     16,536,000     16,558,000
                                                     ============   ============


            See accompanying notes to condensed financial statements.

                         GENERAL RESIDENTIAL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                    Six Months Ended June 30, 1996 and 1995

                                                         1996           1995
                                                     ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from lessees                         $   181,376    $   181,278
  Interest paid to related parties                        (7,508)        (7,426)
  Interest paid to others                                 (4,799)       (11,512)
  Income taxes paid                                      (25,133)       (12,722)
  Cash paid to officers and
   directors for fees and expenses                       (61,500)       (57,000)
  General and administrative expenses                    (21,802)       (19,712)
                                                     ------------   ------------

    NET CASH PROVIDED BY OPERATING ACTIVITIES             60,634         72,906
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable,
   secured by deeds of trust                             (67,108)       (50,496)
  Common stock repurchased and retired                    (1,663)        (6,070)
                                                     ------------   ------------

  NET CASH USED IN FINANCING ACTIVITIES                  (68,771)       (56,566)
                                                     ------------   ------------

NET INCREASE (DECREASE) IN CASH                           (8,137)        16,340

CASH BALANCE AT BEGINNING OF PERIOD                       10,118          8,158
                                                     ------------   ------------

CASH BALANCE AT END OF PERIOD                        $     1,981    $    24,498
                                                     ============   ============

RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                           $    20,045    $    29,252
Adjustments to reconcile net income
to net cash provided by operating activities:
  Depreciation of property and equipment                  48,522         48,522
  Decrease in income taxes payable and deferred taxes    (16,933)        (4,868)
  Increase in due to related parties                       9,000
                                                     ------------   ------------

  NET CASH PROVIDED BY OPERATING ACTIVITIES          $    60,634    $    72,906
                                                     ============   ============


            See accompanying notes to condensed financial statements.

                         GENERAL RESIDENTIAL CORPORATION
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 1996 AND 1995

1.  COMMENTS

The accompanying condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position at June 30, 1996, the results of operations for the three months and six months ended June 30, 1996 and 1995, and the changes in cash flows for the six months ended June 30, 1996 and 1995. These adjustments are of a normal recurring nature. The condensed balance sheet as of December 31, 1995 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.

The results of operations for the three months and six months ended June 30, 1996, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

The calculation of net income per share is based on the weighted average number of shares of common stock issued and outstanding during each respective period.


2.  PURCHASE AND RETIREMENT OF COMMON STOCK

During the six months ended June 30, 1996, the Company purchased and retired 27,713 shares of its common stock for an aggregate cash payment of $1,633.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Financial Condition:

     The Company expects to generate sufficient cash flow from operations to fund operating expenses and scheduled debt service requirements during the fiscal year ending December 31, 1996.

Results of Operations:

     The Company leases its three properties to an unrelated entity which operates the properties as residential board and care facilities. The Company has a fixed yearly lease income of approximately $360,000 through April 2005. The Company has no other sources of operating revenues.


                           PART II. OTHER INFORMATION

Items 1 through 6 are not applicable.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GENERAL RESIDENTIAL CORPORATION
                                          -------------------------------------
                                                        (Registrant)




                                      /s/ Paul M. Kuefler
Date:  August 14, 1996          By:  __________________________________________
                                      Paul M. Kuefler
                                      President
                                      (Principal Executive Officer)




                                      /s/ Daniel Lezak
Date:  August 14, 1996          By:  __________________________________________
                                      Daniel Lezak
                                      Secretary - Treasurer and
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)