Form 10QSB/A
period 1996-06-30
GENERAL RESIDENTIAL CORP
filed 1996-11-05
CIK 40806

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[ X ] Quarterly Report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1996

[   ] Transition Report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934 (no fee required)
      For the transition period from ________________ to ________________

                         Commission file number:  0-5370

                         GENERAL RESIDENTIAL CORPORATION
   ---------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

  Delaware                                                          95-2679815
------------------------------                                  ----------------
(State or other jurisdiction of                                 (I.R.S. employer
incorporation or organization)                            identification number)

                17992 Darmel Place, Santa Ana, California    92705
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