Form 10QSB
period 1996-09-30
GENERAL RESIDENTIAL CORP
filed 1996-11-13
CIK 40806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[ X ] Quarterly Report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934

     For the quarterly period ended September 30, 1996

[   ] Transition Report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934 (no fee required)

     For the transition period from ________________ to ________________

                        Commission file number: 0-5370

                        GENERAL RESIDENTIAL CORPORATION
-------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                       95-2679815
-------------------------------                    ----------------------
(State or other jurisdiction of                       (I.R.S. employer
incorporation or organization)                     identification number)

           17992 Darmel Place, Santa Ana, California     92705
-------------------------------------------------------------------------
         (Address of principal executive offices)     (Zip Code)

Issuer's telephone number, including area code: (714) 633-4275

     Common Stock, $.01 par value
--------------------------------------
           (Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes [ X ]  No [   ]

As of September 30, 1996, the Company had 16,521,788 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [   ] No [ X ]

Total sequentially numbered pages in this document:  8.

                     PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    GENERAL RESIDENTIAL CORPORATION
                  CONDENSED BALANCE SHEETS (UNAUDITED)

                                             September 30,   December 31,
                                                  1996           1995
                                              ------------   ------------

                                  ASSETS

CASH                                          $     4,209    $    10,118

PROPERTY AND EQUIPMENT,
 net of accumulated depreciation                1,926,430      1,999,213
                                              ------------   ------------
                                              $ 1,930,639    $ 2,009,331
                                              ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Notes payable, secured by deeds of trust   $    45,163    $   138,941
   Accounts payable and accrued expenses            6,350          6,350
   Income taxes payable                             7,155         13,118
   Deferred income taxes                          486,000        504,000
   Due to related parties                         148,500        135,000
                                              ------------   ------------
      TOTAL LIABILITIES                           693,168        797,409
                                              ------------   ------------
STOCKHOLDERS' EQUITY (Note 2)
Common stock, $.01 par value;
authorized - 50,000,000 shares;
issued and outstanding -
16,521,788 shares at September 30, 1996
and 16,549,501 shares at December 31, 1995      165,218        165,495
   Additional paid-in capital                   1,333,007      1,334,393
   Accumulated deficit                           (260,754)      (287,966)
                                              ------------   ------------
      TOTAL STOCKHOLDERS' EQUITY               1,237,471       1,211,922
                                              ------------   ------------
                                           $   1,930,639    $  2,009,331
                                              ============   ============

                    GENERAL RESIDENTIAL CORPORATION
                   CONDENSED STATEMENTS OF OPERATIONS
                             (UNAUDITED)
              Three Months Ended September 30, 1996 and 1995

                                                  1996           1995
                                              ------------   ------------
LEASING REVENUES                              $    90,681    $    90,639
                                              ------------   ------------
COSTS AND EXPENSES
   Compensation to officers and directors          42,000         28,500
   General and administrative expenses              8,959         12,074
   Depreciation                                    24,261         24,261
   Interest expense, including $3,960 in 1996
    and $3,713 in 1995 to related parties           5,394          8,568
                                              ------------   ------------
                                                   80,614         73,403
                                              ------------   ------------
Income before income taxes                         10,067         17,236

Income taxes                                        2,900          5,505
                                              ------------   ------------
Net income                                    $     7,167    $    11,731
                                              ============   ============
Net income per common share                   $        --    $        --
                                              ============   ============
Weighted average number of shares of
 common stock                                  16,522,000     16,557,000
                                              ============   ============

                    GENERAL RESIDENTIAL CORPORATION
                   CONDENSED STATEMENTS OF OPERATIONS
                              (UNAUDITED)
              Nine Months Ended September 30, 1996 and 1995

                                                  1996           1995
                                              ------------   ------------
LEASING REVENUES                              $   272,057    $   271,917
                                              ------------   ------------
COSTS AND EXPENSES
   Compensation to officers and directors         112,500         85,500
   General and administrative expenses             30,761         31,887
   Depreciation                                    72,783         72,783
   Interest expense, including $11,468 in 1996
    and $11,138 in 1995 to related parties         17,701         27,405
                                              ------------   ------------
                                                  233,745        217,575
                                              ------------   ------------
Income before income taxes                         38,312         54,342

Income taxes                                       11,100         13,359
                                              ------------   ------------
Net income                                    $    27,212    $    40,983
                                              ============   ============
Net income per common share                   $        --    $        --
                                              ============   ============
Weighted average number of shares of
 common stock                                  16,531,000     16,625,000
                                              ============   ============

                    GENERAL RESIDENTIAL CORPORATION
                   CONDENSED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
              Nine Months Ended September 30, 1996 and 1995

                                                  1996           1995
                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Cash received from lessees                 $   272,057    $   271,917
   Interest paid to related parties               (11,468)       (11,138)
   Interest paid to others                         (6,233)       (16,267)
   Income taxes paid                              (35,063)       (18,182)
   Cash paid to officers and directors
    for fees and expenses                         (99,000)       (85,500)
   General and administrative expenses            (30,761)       (31,887)
                                              ------------   ------------
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                  89,532        108,943
                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on notes payable,
    secured by deeds of trust                     (93,778)      (101,594)
   Common stock repurchased and retired            (1,663)        (7,048)
                                              ------------   ------------
      NET CASH USED IN FINANCING ACTIVITIES       (95,441)      (108,642)
                                              ------------   ------------
NET INCREASE (DECREASE) IN CASH                    (5,909)           301

CASH BALANCE AT BEGINNING OF PERIOD                10,118          8,158
                                              ------------   ------------
CASH BALANCE AT END OF PERIOD                 $     4,209    $     8,459
                                              ============   ============
RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
   Net income                                 $    27,212    $    40,983
Adjustments to reconcile net income
to net cash provided by operating activities:
      Accrual of officers' fees and expenses       13,500
      Depreciation of property and equipment       72,783         72,783
      Increase in income taxes payable and
       deferred taxes                             (23,963)        (4,823)
                                              ------------   ------------
      NET CASH PROVIDED BY OPERATING
       ACTIVITIES                             $    89,532    $   108,943
                                              ============   ============

                         GENERAL RESIDENTIAL CORPORATION
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

1.  COMMENTS

The accompanying condensed financial statements are unaudited but, in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position at September 30, 1996, the results of operations for the three months and nine months ended September 30, 1996 and 1995, and the changes in cash flows for the nine months ended September 30, 1996 and 1995. These adjustments are of a normal recurring nature. The balance sheet as of December 31, 1995 is derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.

The results of operations for the three months and nine months ended September 30, 1996, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

2.  PURCHASE AND RETIREMENT OF COMMON STOCK

During the nine months ended September 30, 1996, the Company purchased and retired 27,713 shares of its common stock for an aggregate cash payment of $1,663.

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

                                       GENERAL RESIDENTIAL CORPORATION
                                    -------------------------------------
                                                  (Registrant)




                                      /s/ Paul M. Kuefler
Date:  November 6, 1996         By:  ____________________________________
                                      Paul M. Kuefler
                                      President
                                      (Principal Executive Officer)




                                      /s/ Daniel Lezak
Date:  November 6, 1996         By:  ____________________________________
                                      Daniel Lezak
                                      Secretary - Treasurer and
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)