Form 10KSB
period 1996-12-31
GENERAL RESIDENTIAL CORP
filed 1997-03-31
CIK 40806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[ X ] Annual Report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934
      For the fiscal year ended December 31, 1996

[   ] Transition Report under Section 13 or 15(d) of the Securities
      Exchange Act of 1934
      For the transition period from _____________ to _____________

                         Commission file number:  0-5370

                         GENERAL RESIDENTIAL CORPORATION
                         -------------------------------
                  (Name of small business issuer in its charter)

           Delaware                                      95-2679815
------------------------------                     ----------------------
(State or other jurisdiction of                       (I.R.S. employer
incorporation or organization)                     identification number)

             17992 Darmel Place, Santa Ana, California        92705
             ------------------------------------------------------
             (Address of principal executive offices)    (Zip Code)

Issuer's telephone number, including area code:  (714) 633-4275

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes [ X ]  No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.  [   ]

The issuer's revenues for the fiscal year ended December 31, 1996, were $362,752.

The aggregate market value of the voting common stock held by nonaffiliates of the registrant on March 6, 1997, was $0.

As of March 6, 1997, the Company had 16,359,260 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [   ]  No  [ X ]
Documents incorporated by reference:  None.
Exhibit index page number:  8.
Total sequentially numbered pages in this document:  18.

                                           PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General Residential Corporation, a California corporation (the "Company"), owns three properties in Southern California which are leased to an unrelated entity under long-term leases. The unrelated entity operates the properties as residential board and care facilities.

The Company has no employees and all services are performed by outside contractors or officers/directors (see "ITEM 10. EXECUTIVE COMPENSATION").


ITEM 2.  DESCRIPTION OF PROPERTY

The Company's three facilities are subject to long-term, fixed payment leases to one party expiring through April 30, 2005, as follows:

                                            Square Feet
                                            -----------
     Location                         Building       Land      Rooms
     --------                         --------       ----      -----
     Santa Ana, California             40,000       43,000       75
     Orange, California                32,000       47,000       60
     Whittier, California              32,000       37,000       65

ITEM 3.  LEGAL PROCEEDINGS

During the year ended December 31, 1996, neither the Company nor any property of the Company was a party to or the subject of any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of its security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                           PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market information: There has been and currently is no established public trading market for the Company's common stock. Accordingly, no quotations are presented herein.

(b)  Holders:
                                     Approximate Number of Record Holders
           Title of Class                    (as of March 6, 1997)
           --------------                    ---------------------
     Common stock, $.01 par value                  1,404(1)

______________
(1) Included in the number of stockholders of record are 33 record holders who hold 39,488 shares as nominees or under "street name."

(c) Dividends: The Company has never paid cash dividends on its common stock. The declaration and payment of dividends is within the discretion of the Company's board of directors and will depend, among other factors, on earnings and debt service requirements, and the operating and financial condition of the Company. At the present time, the Company's anticipated operating and debt service requirements are such that it intends to follow a policy of retaining earnings in order to finance the operations and debt service requirements of its business. Accordingly, the Company does not expect to pay a cash dividend within the foreseeable future (see "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION").

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Fiscal Years Ended December 31, 1995 and 1996:

     Results of Operations: The Company leases its three properties to an unrelated entity which operates the properties as residential board and care facilities. The Company has a fixed yearly lease income of approximately $353,000 through April 2005. The Company has no other sources of operating revenues.

     Capital Resources: The Company has no material commitments for capital expenditures as of December 31, 1996.

     Liquidity: The Company expects to generate sufficient cash flow from operations to fund operating expenses and scheduled debt service requirements during the fiscal year ending December 31, 1997.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements are listed at "INDEX TO FINANCIAL
STATEMENTS" in this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                           PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table and text sets forth the names and ages of all directors and executive officers of the Company and their positions and offices with the Company. All of the directors will serve until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. Officers serve at the direction of the Board of Directors. Also provided is a brief description of the business experience of each director and executive officer during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law.

Name              Age    Position(s)                        Director Since
----              ---    -----------                        --------------
Paul M. Kuefler    73    President and Director             January 1981
Daniel Lezak       63    Secretary/Treasurer and Director   May 1978
Herbert Wolas      63    Vice President  and Director       December 1982

Biographies of Directors and/or Officers:

PAUL M. KUEFLER, PRESIDENT AND DIRECTOR. Mr. Kuefler is a graduate of the University of Southern California, with a B.S. Degree in Electrical Engineering. Mr. Kuefler has had extensive executive experience with manufacturing and engineering companies. During the past five years, Mr. Kuefler has been an independent investor/consultant.

DANIEL LEZAK, SECRETARY/TREASURER AND DIRECTOR. Mr. Lezak holds a B.S. Degree in Accounting from Roosevelt University in Chicago, Illinois, and is a certified public accountant. Mr. Lezak has a background as a corporate troubleshooter, and during the past five years has been active in the rehabilitation of public and private companies.

In April 1989, Mr. Lezak was elected director and president of Weaver Arms, Inc., which became the subject of a Chapter 11 bankruptcy proceeding in July 1989, and which confirmed its Second Amended Plan of Reorganization (as Modified) on January 21, 1994. Weaver Arms, Inc. subsequently changed its name to Madera International, Inc. Mr. Lezak resigned as an officer and director of Madera International, Inc. during May 1996.

Mr. Lezak was president and a director of Turbo, Inc. (formerly Lucky Chance Mining Company, Inc.), which became the subject of a Chapter 11 bankruptcy proceeding in August 1989, and which confirmed its Plan of Reorganization in June 1992.

Mr. Lezak was president of Gerant Industries, Inc. from October 8, 1991 through April 15, 1993, and was a director from January 22, 1991 through January 10, 1994. On March 1, 1994, Gerant Industries, Inc. became the subject of a Chapter 11 bankruptcy proceeding, and confirmed its Third Amended Plan of Reorganization in August 1996. Gerant Industries, Inc. subsequently changed its name to Xplorer, S.A.

Mr. Lezak is currently an officer and/or director of Turbo, Inc. and Newcorp-One, both of which are public companies.

HERBERT WOLAS, VICE PRESIDENT AND DIRECTOR. Mr. Wolas currently maintains a law practice located in Century City, Los Angeles, California. From July 1987 through October 1991, Mr. Wolas was a senior member of the law firm of Wolas, Soref and Ickowicz. Mr. Wolas was admitted to the practice of law in 1961, after graduating with an L.L.B. degree from UCLA in 1960.

Compliance with Section 16(a) of the Exchange Act:

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16(a)-3(e) during the year ended December 31, 1996, and Forms 5 and amendments thereto furnished to the Company with respect to the year ended December 31, 1996, and any written representation received by the Company from the reporting person, the following reporting persons each failed to timely file one report required to be filed with the Securities and Exchange Commission pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the year ended December 31, 1996, as follows:

Paul M. Kuefler failed to timely report the transfer of 323,622 shares of common stock to Sylvia L. Marienthal on September 4, 1996, and Sylvia L. Marienthal failed to timely report the receipt of 323,622 shares of common stock from Paul M. Kuefler on September 4, 1996. The delinquent reports were filed during March 1997.

ITEM 10.  EXECUTIVE COMPENSATION

                                 Summary Compensation Table
                                 --------------------------
   Name and                Fiscal     Principal Annual     Other Annual
   Principal Position       Year        Compensation       Compensation
   ------------------       ----        ------------       ------------
   Paul Kuefler,            1996          $  49,500         $   2,000
     President              1995             36,000             2,000
     and Director           1994             36,000             2,000

   Daniel Lezak,            1996          $  49,500         $   2,000
     Secretary/Treasurer    1995             36,000             2,000
     and Director           1994             36,000             2,000

   Herbert Wolas,           1996          $  49,500         $   2,000
     Vice President         1995             36,000             2,000
     and Director           1994             36,000             2,000

Compensation Arrangements: Officers are each compensated under month-to-month consulting arrangements for their services at the rate of $42,000 per year commencing April 1, 1996, plus reimbursable expenses. During the period January 1, 1994 through March 31, 1996, officers were compensated at the rate of $24,000 per year. In addition, directors are compensated at the rate of $12,000 per year plus expenses of $2,000 per year.

Board of Directors: During the fiscal year ended December 31, 1996, two meetings of the board of directors were held at which all directors eligible to attend were present. The Company had no audit, nominating, or compensation committees, or committees performing similar functions, during the fiscal year ended December 31, 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As used in this section, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws.

As of March 6, 1997, the Company had 16,359,260 shares of its voting common stock ($.01 par value) issued and outstanding. There are no other classes of stock outstanding.

The following table sets forth, as of March 6, 1997: (a) the name and address of each beneficial owner of more than five percent (5%) of the Company's common stock known to the Company, the number of shares of common stock beneficially owned by each such person, and the percent of the Company's common stock so owned; and (b) the number of shares of common stock of the Company beneficially owned, and the percentage of the Company's common stock so owned, by each director and by all directors and officers of the Company as a group. Each such person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and                          Amount and Nature     Percent of Shares
Address of                          of Beneficial        of Common Stock
Beneficial Owner                      Ownership            Outstanding
----------------                      ---------            -----------
Paul M. Kuefler
President and Director
17992 Darmel Place
Santa Ana, CA 92705                  2,000,000(1)                12.2%

Daniel Lezak
Secretary/Treasurer
 and Director
1098 Lucerne Way
Incline Village, NV 89452            3,392,285(2)                20.7%

Herbert Wolas
Vice President and Director
1875 Century Park East,
Suite 2000
Los Angeles, CA 90067                2,296,287(3)                14.0%

All Directors and Officers
as a Group (3 persons)               7,688,572                   47.0%

Sylvia L. Marienthal
88 Almador
Irvine, CA 92714                     3,580,850(1)                21.9%
____________________
(1)Shares with respect to Paul M. Kuefler are held by the Kuefler Family Trust, of which Paul M. and Claire H. Kuefler are co-trustees. Excludes 3,580,850 shares held by Sylvia L. Marienthal, the adult daughter of Mr. and Mrs. Kuefler, as to which they disclaim beneficial ownership, and whose shareholdings are shown separately herein.

(2)Includes 100,000 shares owned by a corporation owned by Mr. Lezak, 311,213 shares owned by Mr. Lezak's wife, 555,333 shares owned by Mr. Lezak's wife as trustee for his minor son, and 1,076,325 shares owned by a corporation owned by Mr. Lezak's minor son. Excludes 222,425 shares owned by Mr. Lezak's two adult sons, as to which Mr. Lezak disclaims beneficial ownership.

(3)Includes 1,132,060 shares owned by the Wolas Family Trust, of which Herbert and Annette Wolas are co-trustees. Excludes 2,723,891 shares owned by Mr. Wolas' three adult daughters, as to which Mr. Wolas disclaims beneficial ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The officers/directors of the Company have periodically advanced funds to the Company to fund common stock repurchases and working capital requirements. Such advances are unsecured, bear interest at 11% per annum and are due on demand. There were no principal repayments to officers/directors during the fiscal years ended December 31, 1995 and 1996. During the fiscal years ended December 31, 1995 and 1996, the Company borrowed $0 and $15,500 from its officers/directors, respectively.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
(a)  Exhibits:

Exhibit
Number     Description of Document
------     -----------------------

3(i)(1)    Restated Certificate of Incorporation - July 27, 1973*

3(i)(2) Certificate of Amendment of Certificate of Incorporation - January 10, 1981*

3(i)(3)    Certificate of Amendment of Certificate of Incorporation -
           March 11, 1982*

  3(ii)  By-Laws as Amended*

     10  Form of Lease of Improved Real Property*

*Previously filed as an exhibit to the Company's Amended Annual Report on Form 10-K for the fiscal year ended September 30, 1988, and incorporated herein by reference.

(b)  Reports on Form 8-K - Fourth Quarter ended December 31, 1996:  None.

                                         SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GENERAL RESIDENTIAL CORPORATION
                                         -------------------------------
                                                   (Registrant)



                                    /s/ Paul M. Kuefler
Date:  March 25, 1997          By:  ____________________________________
                                    Paul M. Kuefler
                                    President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                    /s/ Paul M. Kuefler
Date:  March 25, 1997          By:  ____________________________________
                                    Paul M. Kuefler
                                    President, Chief
                                      Executive Officer and
                                      Director (Principal
                                      Executive Officer)


                                    /s/ Daniel Lezak
Date:  March 25, 1997          By:  ____________________________________
                                    Daniel Lezak
                                    Chief Financial Officer
                                      and Director (Principal
                                      Financial and Accounting
                                      Officer)


                                    /s/ Herbert Wolas
Date:  March 25, 1997          By:  ____________________________________
                                    Herbert Wolas
                                    Vice President and Director

                         GENERAL RESIDENTIAL CORPORATION
                          Index to Financial Statements

                                                                 Page
                                                                Number
                                                                ------

         Report of Independent Auditors -
            Hollander, Gilbert & Co.                              11

         Balance Sheets -
           December 31, 1995 and 1996                             12

         Statements of Operations -
           Years Ended December 31, 1995 and 1996                 13

         Statement of Shareholders' Equity -
           Years Ended December 31, 1995 and 1996                 14

         Statements of Cash Flows -
           Years Ended December 31, 1995 and 1996                 15

         Notes to Financial Statements -
           Years Ended December 31, 1995 and 1996              16-18

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders
General Residential Corporation
Santa Ana, California

We have audited the accompanying balance sheets of General Residential Corporation as of December 31, 1995 and 1996, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Residential Corporation as of December 31, 1995 and 1996 and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                  Hollander, Gilbert & Co.

Los Angeles, California
March 7, 1997

                         GENERAL RESIDENTIAL CORPORATION
                                 BALANCE SHEETS
                            DECEMBER 31, 1995 AND 1996

                                                  1995           1996
                                              ------------   ------------

                                     ASSETS

CASH                                          $    10,118    $     4,265
INCOME TAXES RECEIVABLE                                            8,655
PROPERTY AND EQUIPMENT, net of
  accumulated depreciation (Notes 3 and 4)      1,999,213      1,902,169
                                              ------------   ------------

                                              $ 2,009,331    $ 1,915,089
                                              ============   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Notes payable (Note 4)                      $   138,941    $    31,236
  Accounts payable and accrued expenses             6,350         14,195
  Income taxes payable (Note 7)                    13,118
  Deferred income taxes (Note 7)                  504,000        489,000
  Due to related parties (Note 2)                 135,000        150,500
                                              ------------   ------------

    TOTAL LIABILITIES                             797,409        684,931
                                              ------------   ------------

SHAREHOLDERS' EQUITY (Notes 2 and 5)
  Common stock, $.01 par value;
   authorized - 50,000,000 shares;
   issued and outstanding -
   16,549,501 shares at December 31, 1995
   and 16,359,260 shares at December 31, 1996     165,495        163,593
  Additional paid-in capital                    1,334,393      1,324,880
  Accumulated deficit                            (287,966)      (258,315)
                                              ------------   ------------

    TOTAL SHAREHOLDERS' EQUITY                  1,211,922      1,230,158
                                              ------------   ------------

                                              $ 2,009,331    $ 1,915,089
                                              ============   ============

             See accompanying notes to financial statements.

                         GENERAL RESIDENTIAL CORPORATION
                            STATEMENTS OF OPERATIONS
                      YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                  1995           1996
                                              ------------   ------------

REVENUES                                      $   362,556    $   362,752
                                              ------------   ------------

COSTS AND EXPENSES
  Fees and expenses to directors
   and officers (Note 2)                          114,000        154,500
  General and administrative                       42,240         42,820
  Depreciation                                     97,044         97,044
  Interest ($14,850 in 1995 and
   $15,551 in 1996 to related parties)             34,673         22,672
                                              ------------   ------------

    TOTAL COSTS AND EXPENSES                      287,957        317,036
                                              ------------   ------------

INCOME BEFORE INCOME TAXES                         74,599         45,716

INCOME TAXES (NOTE 7)                              21,097         16,065
                                              ------------   ------------

NET INCOME                                    $    53,502    $    29,651
                                              ============   ============

NET INCOME PER SHARE                          $      .003    $      .002
                                              ============   ============

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                     16,613,514     16,499,319
                                              ============   ============

             See accompanying notes to financial statements.

                         GENERAL RESIDENTIAL CORPORATION
                        STATEMENT OF SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1995 AND 1996

                                  Common Stock             Additional
                                  ------------              Paid-in      Accumulated
                              Shares         Amount         Capital        Deficit         Total
                           ------------   ------------   ------------   ------------   ------------


BALANCE -
  December 31, 1994         16,658,688    $   166,587    $ 1,340,349    $  (341,468)   $ 1,165,468

Shares repurchased and
  retired (Note 5)            (117,320)        (1,173)        (5,875)                       (7,048)

Shares reinstated                8,133             81            (81)

Net income                                                                   53,502         53,502
                           ------------   ------------   ------------   ------------   ------------

BALANCE -
  December 31, 1995         16,549,501        165,495      1,334,393       (287,966)     1,211,922

Shares repurchased and
  retired (Note 5)            (190,241)        (1,902)        (9,513)                     (11,415)

Net income                                                                   29,651         29,651
                           ------------   ------------   ------------   ------------   ------------


BALANCE -
  December 31, 1996         16,359,260    $   163,593    $ 1,324,880    $  (258,315)   $ 1,230,158
                           ============   ============   ============   ============   ============

             See accompanying notes to financial statements.

                         GENERAL RESIDENTIAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                      YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                  1995           1996
                                              ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from lessees                  $   362,556    $  362,752
  Interest paid to related parties                (14,850)      (15,551)
  Interest paid to others                         (19,823)       (7,121)
  Income taxes paid                               (23,642)      (44,993)
  Payments to directors and officers
   for fees and expenses                         (114,000)     (154,500)
  General and administrative expenses             (42,240)      (42,820)
                                              ------------   ------------

    NET CASH PROVIDED BY OPERATING
     ACTIVITIES                                   148,001         97,767
                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable,
   secured by deeds of trust                     (138,993)      (107,705)
  Borrowings from related parties                                 15,500
  Common stock repurchased and retired             (7,048)       (11,415)
                                              ------------   ------------

    NET CASH USED IN FINANCING ACTIVITIES        (146,041)      (103,620)
                                              ------------   ------------

NET INCREASE (DECREASE) IN CASH                     1,960         (5,853)

CASH BALANCE AT BEGINNING OF YEAR                   8,158         10,118
                                              ------------   ------------

CASH BALANCE AT END OF YEAR                   $    10,118    $     4,265
                                              ============   ============

RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net income                                  $    53,502    $    29,651
  Adjustments to reconcile net income
   to net cash provided by operating
    activities:
     Depreciation of property and equipment        97,044         97,044
     Increase in income taxes receivable                          (8,655)
     Increase in accounts payable and
      accrued expenses                                             7,845
     Decrease in income taxes payable
      and deferred taxes                           (2,545)       (28,118)
                                              ------------   ------------

    NET CASH PROVIDED BY
     OPERATING ACTIVITIES                     $   148,001    $    97,767
                                              ------------   ------------

             See accompanying notes to financial statements.

                         GENERAL RESIDENTIAL CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                            DECEMBER 31, 1995 AND 1996


1.  SUMMARY OF SIGNIFICANT ASSOUNTING POLICIES

Description of Business - General Residential Corporation (the "Company") is the lessor of three structures in Southern California which are utilized as residential board and care facilities.

Property and Equipment - Land, buildings and improvements were valued in connection with a reorganization effective December 11, 1980, at management's estimate of net realizable value as derived from information provided by an independent appraisal dated January 1, 1981. Related depreciation is computed on the straight-line method based upon an estimated useful life of 30 years. Office equipment is stated at cost and is being depreciated on the straight-line method over its estimated useful life of five years.

Income Taxes - In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included on the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse (see Note 7).

Impairment of Long-Lived Assets - The Company periodically assess the recoverability of the carrying amounts of long-lived assets, including intangible assets. A loss is recognized when expected undiscounted future cash flows are less than the carrying amount of the asset. The impairment loss is the difference by which the carrying amount of the asset exceeds its fair value. The Company does not expect to have any significant losses resulting from its review of impairment of long-lived assets.
Net Income Per Share - Net income per share is calculated using the weighted average number of shares of common stock outstanding.


2.  RELATED PARTY TRANSACTIONS

The Company compensated officers under month-to-month consulting arrangements at the rate of $24,000 per year from January 1, 1995 through March 31, 1996, and at the rate of $42,000 per year commencing April 1, 1996, plus reimbursable expenses. In addition, directors are compensated at the rate of $12,000 per year plus expenses of $2,000 per year. During the years ended December 31, 1995 and 1996, fees and expenses to officers and directors totalled $114,000 and $154,500, respectively.
The officers/directors of the Company have periodically advanced funds to the Company on an unsecured basis to fund common stock repurchases and working capital requirements. Such advances bear interest at 11% per annum and are due upon demand. During the fiscal year ended December 31, 1996, the Company borrowed $15,500 from its officers/directors. At December 31, 1995 and 1996, due to related parties consisted of the following:

                                                  1995           1996
                                              ------------   ------------

     Paul M. Kuefler                          $    45,000    $    51,500
     Herbert Wolas                                 45,000         49,500
     Daniel Lezak                                  45,000         49,500
                                              ------------   ------------
                                              $   135,000    $   150,500
                                              ============   ============


3.  PROPERTY AND EQUIPMENT

At December 31, 1995 and 1996, property and equipment consisted of the following:

                                                  1995           1996
                                              ------------   ------------
     Land                                     $   553,300    $   553,300
     Buildings and improvements                 2,889,700      2,889,700
     Office equipment                               3,608          3,608
                                              ------------   ------------

                                                3,446,608      3,446,608

       Less accumulated depreciation           (1,447,395)    (1,544,439)
                                              ------------   ------------

                                              $ 1,999,213    $ 1,902,169
                                              ============   ============


4.  NOTES PAYABLE

At December 31, 1995 and 1996, notes payable consisted of the following:

                                                  1995           1996
                                              ------------   ------------
     Note payable secured by first deed
      of trust, payable in monthly
      installments of principal and
      interest (at 8-3/4%) of $4,938,
      due July 1997.                          $    85,169    $    31,236

     Note payable secured by first deed
      of trust, payable in monthly
      installments of principal and
      interest (at 9%) of $5,380,
      paid in full in 1996.                        53,772
                                              ------------   ------------

                                              $   138,941    $    31,236
                                              ============   ============


5.  SHAREHOLDERS' EQUITY

During the years ended ended December 31, 1995 and 1996, the Company purchased and retired 117,320 and 190,241 shares of its common stock for total cash consideration of $7,048 and $11,415, respectively. During the year ended December 31, 1995, the Company reinstated 8,133 shares of common stock originally issued January 1, 1988 that were inadvertently deleted from the Company's shareholders' listing.


6.  LEASES

The Company leases its three properties to an unrelated party under noncancelable operating leases. At December 31, 1996, minimum payments required under the leases are as follows:

         Years Ended
         December 31,
         ------------

             1997                             $   352,800
             1998                                 352,800
             1999                                 352,800
             2000                                 352,800
          Thereafter                            1,538,800
                                              ------------

                                              $ 2,950,000
                                              ============

7.  INCOME TAXES

The components of income tax expense for the years ended December 31, 1995 and 1996 consisted of the following:

                                  Federal         State          Total
                               ------------   ------------   ------------

   1995:
     Current                   $    18,292    $     8,805    $    27,097
     Deferred                       (4,000)        (2,000)        (6,000)
                               ------------   ------------   ------------
                               $    14,292    $     6,805    $    21,097
                               ============   ============   ============

   1996:
     Current                   $    29,107    $    12,057    $    41,164
     Deferred                      (17,099)        (8,000)       (25,099)
                               ------------   ------------   ------------
                               $    12,008    $     4,057    $    16,065
                               ============   ============   ============

The components of deferred tax liabilities (assets) at December 31, 1995 and 1996 consisted of the following:

                                                  1995           1996
                                              ------------   ------------

  Cost bases of property and equipment -
   excess of financial statements
   over tax bases                             $   608,814   $    608,814
  Other                                               154
                                              ------------   ------------

    Gross deferred tax liability                  608,968        608,814
                                              ------------   ------------

  Depreciation                                    (58,796)       (85,477)
  State income tax                                (36,073)       (34,337)
  AMT credit carryforward                         (10,099)
                                              ------------   ------------

    Gross deferred tax asset                     (104,968)      (119,814)
                                              ------------   ------------

  Valuation allowance                                  --             --

    Net deferred tax liability                $   504,000    $   489,000
                                              ============   ============

Income tax expense totaled $21,097 in 1995 and $16,065 in 1996, reflecting effective tax rates of 28% and 35%, respectively. The actual tax expense differs from the expected tax expense (computed by applying the Federal corporate tax rate of 34% to earnings before income taxes) as follows:

                                                  1995           1996
                                              ------------   ------------
  Expected statutory tax                      $    25,364    $    15,543
  State income tax                                  4,579          2,806
  Graduated tax rates                             (11,714)        (2,284)
  Alternative minimum tax                             845
  Other                                             2,023
                                              ------------   ------------

    Actual tax                                $    21,097    $    16,065
                                              ============   ============