Form 10QSB
period 1997-03-31
GENERAL RESIDENTIAL CORP
filed 1997-05-12
CIK 40806

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended March 31, 1997

[ ] Transition Report under Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from ________________ to ________________

                         Commission file number: 0-5370

                    GENERAL RESIDENTIAL CORPORATION
                    -------------------------------
   (Exact name of small business issuer as specified in its charter)

    Delaware                                             95-2679815
    --------                                             ----------
(State or other jurisdiction of                       (I.R.S. employer
incorporation or organization)                     identification number)

     17992 Darmel Place, Santa Ana, California         92705
     -------------------------------------------------------
     (Address of principal executive offices)     (Zip Code)

Issuer's telephone number, including area code: (714) 633-4275 not applicable
                            --------------
          (Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1997, the Company had 16,359,260 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

Total sequentially numbered pages in this document:  7.

                         PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                       GENERAL RESIDENTIAL CORPORATION

                    CONDENSED BALANCE SHEETS (UNAUDITED)

                                                March 31,    December 31,
                                                  1997           1996
                                              ------------   ------------

                                    ASSETS

CASH                                          $    12,877    $     4,265
INCOME TAXES RECEIVABLE                                            8,655
PROPERTY AND EQUIPMENT,
  net of accumulated depreciation               1,877,908      1,902,169
                                              ------------   ------------
                                              $ 1,890,785    $ 1,915,089
                                              ============   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Note payable                                $              $    31,236
  Accounts payable and accrued expenses            14,195         14,195
  Income taxes payable                              1,345
  Deferred income taxes                           481,700        489,000
  Due to related parties                          158,500        150,500
                                              ------------   ------------
    TOTAL LIABILITIES                             655,740        684,931
                                              ------------   ------------

SHAREHOLDERS' EQUITY
  Common stock, $.01 par value;
   authorized - 50,000,000 shares; issued
   and outstanding - 16,359,260 shares            163,593        163,593
  Additional paid-in capital                    1,324,880      1,324,880
  Accumulated deficit                            (253,428)      (258,315)
                                              ------------   ------------
    TOTAL SHAREHOLDERS' EQUITY                  1,235,045      1,230,158
                                              ------------   ------------
                                              $ 1,890,785    $ 1,915,089
                                              ============   ============

See accompanying Notes to Condensed Financial Statements.

                         GENERAL RESIDENTIAL CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                   Three Months Ended March 31, 1997 and 1996

                                                  1997           1996
                                              ------------   ------------

Leasing revenues                              $    90,723    $    90,695
                                              ------------   ------------

Costs and expenses:
  Fees and expenses to directors and officers      42,000         28,500
  General and administrative                       12,617         12,082
  Depreciation                                     24,261         24,261
  Interest expense, including $4,084 in 1997
   and $3,713 in 1996 to related parties            4,258          6,503
                                              ------------   ------------

                                                   83,136         71,346
                                              ------------   ------------

Income before income taxes                          7,587         19,349
Income taxes                                        2,700          5,600
                                              ------------   ------------

Net income                                    $     4,887    $    13,749
                                              ============   ============

Net income per common share                   $       nil    $       nil
                                              ============   ============

Weighted average number of common shares
 outstanding                                   16,359,260     16,540,263
                                              ============   ============


See accompanying Notes to Condensed Financial Statements.

                         GENERAL RESIDENTIAL CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   Three Months Ended March 31, 1997 and 1996

                                                  1997           1996
                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from lessees                  $    90,723    $    90,695
  Interest paid to related parties                 (4,084)        (3,713)
  Interest paid to others                            (174)        (2,790)
  Income taxes paid                                               (5,273)
  Payments to directors and officers for
   fees and expenses                              (42,000)       (28,500)
  General and administrative expenses             (12,617)       (12,082)
                                              ------------   ------------
    NET CASH PROVIDED BY
     OPERATING ACTIVITIES                          31,848         38,337
                                              ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable,
   secured by deeds of trust                      (31,236)       (38,163)
  Borrowings from related party                     8,000
  Common stock repurchased and retired                            (1,663)
                                              ------------   ------------
    NET CASH USED IN FINANCING ACTIVITIES         (23,236)       (39,826)
                                              ------------   ------------
NET INCREASE (DECREASE) IN CASH                     8,612         (1,489)
CASH BALANCE AT BEGINNING OF PERIOD                 4,265         10,118
                                              ------------   ------------
CASH BALANCE AT END OF PERIOD                 $    12,877    $     8,629
                                              ============   ============
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES
  Net income                                  $     4,887    $    13,749
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
     Depreciation of property and equipment        24,261         24,261
     Increase in income taxes payable
      and deferred taxes                            2,700            327
                                              ------------   ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES     $    31,848    $    38,337
                                              ============   ============


See accompanying Notes to Condensed Financial Statements.

                        GENERAL RESIDENTIAL CORPORATION

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December 31, 1996 of General Residential Corporation (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION

Financial Condition:

     The Company expects to generate sufficient cash flow from operations to fund scheduled debt service requirements and general and administrative expenses during the fiscal year ending December 31, 1997.

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

                                       GENERAL RESIDENTIAL CORPORATION
                                    -------------------------------------
                                                (Registrant)



Date:  April 30, 1997          /S/PAUL M. KUEFLER
                         By:  __________________________________________
                                Paul M. Kuefler
                                President
                                (Principal Executive Officer)


Date:  April 30, 1997          /S/DANIEL LEZAK
                         By:  __________________________________________
                                Daniel Lezak
                                Secretary-Treasurer
                                Chief Financial Officer
                                (Principal Financial and
                                  Accounting Officer)