Form 10QSB
period 1997-06-30
GENERAL RESIDENTIAL CORP
filed 1997-08-13
CIK 40806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[ X ] Quarterly Report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended June 30, 1997

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

                          Common Stock, $1.00 par value
                          ----------------------------
                                 (Title of Class)

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       Yes [ X ]  No [   ]

As of July 31, 1997, the Company had 71.0787 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [   ]   No [ X ]

Total sequentially numbered pages in this document:  13

                                   page 1 of 13
                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        GENERAL RESIDENTIAL CORPORATION
                     CONDENSED BALANCE SHEETS (UNAUDITED)

                                                    June 30,     December 31,
                                                      1997           1996
                                                  ------------   ------------

                                     ASSETS
CASH                                              $    11,111    $     4,265
INCOME TAXES RECEIVABLE                                                8,655
PROPERTY AND EQUIPMENT,
  net of accumulated depreciation                   1,853,647      1,902,169
                                                  ------------   ------------
                                                  $ 1,864,758    $ 1,915,089
                                                  ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Note payable                                    $              $    31,236
  Accounts payable and accrued expenses                14,195         14,195
  Income taxes payable                                  5,090
  Deferred income taxes                               474,400        489,000
  Due to related parties                              156,500        150,000
  Amounts due for fractional shares (Note 2)          109,243
                                                  ------------   ------------
    TOTAL LIABILITIES                                 759,428        684,931
                                                  ------------   ------------
STOCKHOLDERS' EQUITY (Note 2)
  Common stock, $1.00 par value;
   authorized - 250 shares;
   issued and outstanding -
   71.0787 shares at June 30, 1997
   and 81.7963 shares at December 31, 1996                 71             82
  Additional paid-in capital                        1,359,791      1,488,391
  Accumulated deficit                                (254,532)      (258,315)
                                                  ------------   ------------
  TOTAL STOCKHOLDERS' EQUITY                        1,105,330      1,230,158
                                                  ------------   ------------
                                                  $ 1,864,758    $ 1,915,089
                                                  ============   ============


            See accompanying notes to condensed financial statements.

                                   page 2 of 13
                         GENERAL RESIDENTIAL CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                   Three Months Ended June 30, 1997 and 1996

                                                      1997           1996
                                                  ------------   ------------

LEASING REVENUES                                  $    90,723    $    90,681
                                                  ------------   ------------

COSTS AND EXPENSES
  Compensation to officers and directors               48,000         42,000
  General and administrative expenses                  15,782          9,720
  Depreciation                                         24,261         24,261
  Interest expense, including $4,084
   in 1997 and $3,795 in 1996 to
   related parties                                      4,084          5,804
                                                  ------------   ------------

                                                       92,127         81,785
                                                  ------------   ------------

Income (loss) before income taxes                      (1,404)         8,896

Income taxes (benefit)                                   (300)         2,600
                                                  ------------   ------------

Net income (loss)                                 $    (1,104)    $    6,296
                                                  ============   ============

Net income (loss) per common share                $    (13.46)     $   75.85
                                                  ============   ============

Weighted average number of
 shares of common stock                                    82             83
                                                  ============   ============


            See accompanying notes to condensed financial statements.

                                   page 3 of 13
                         GENERAL RESIDENTIAL CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                    Six Months Ended June 30, 1997 and 1996

                                                      1997           1996
                                                  ------------   ------------

LEASING REVENUES                                  $   181,446    $   181,376
                                                  ------------   ------------
COSTS AND EXPENSES
  Compensation to officers and directors               90,000         70,500
  General and administrative expenses                  28,399         21,802
  Depreciation                                         48,522         48,522
  Interest expense, including $8,168
   in 1997 and $7,508 in 1996
   to related parties                                   8,342         12,307
                                                  ------------   ------------
                                                      175,263        153,131
                                                  ------------   ------------

Income before income taxes                              6,183         28,245

Income taxes                                            2,400          8,200
                                                  ------------   ------------

Net income                                        $     3,783    $    20,045
                                                  ============   ============

Net income per common share                       $     46.13    $    241.51
                                                  ============   ============

Weighted average number of
 shares of common stock                                    82             83
                                                  ============   ============


            See accompanying notes to condensed financial statements.

                                   page 4 of 13
                         GENERAL RESIDENTIAL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                    Six Months Ended June 30, 1997 and 1996

                                                      1997           1996
                                                  ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from lessees                      $   181,446    $   181,376
  Interest paid to related parties                     (8,168)        (7,508)
  Interest paid to others                                (174)        (4,799)
  Income taxes paid                                    (3,255)       (25,133)
  Cash paid to officers and
   directors for fees and expenses                    (90,000)       (70,500)
  General and administrative expenses                 (28,399)       (21,802)
                                                  ------------   ------------

    NET CASH PROVIDED BY OPERATING ACTIVITIES          51,450         51,634
                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable,
   secured by deeds of trust                          (31,236)       (67,108)
  Borrowings from related parties                       6,000          9,000
  Common stock repurchased and retired                (19,368)        (1,663)
                                                  ------------   ------------

  NET CASH USED IN FINANCING ACTIVITIES               (44,604)       (59,771)
                                                  ------------   ------------

NET INCREASE (DECREASE) IN CASH                         6,846         (8,137)

CASH BALANCE AT BEGINNING OF PERIOD                     4,265         10,118
                                                  ------------   ------------

CASH BALANCE AT END OF PERIOD                     $    11,111    $     1,981
                                                  ============   ============

RECONCILIATION OF NET INCOME TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income                                        $     3,783    $    20,045
Adjustments to reconcile net income
to net cash provided by operating activities:
  Depreciation of property and equipment               48,522         48,522
  Decrease in income taxes receivable                   8,655
  (Decrease) in income taxes payable
   and deferred taxes                                  (9,510)       (16,933)
                                                  ------------   ------------

  NET CASH PROVIDED BY OPERATING ACTIVITIES       $    51,450    $    51,634
                                                  ============   ============


            See accompanying notes to condensed financial statements.

                                   page 5 of 13
                         GENERAL RESIDENTIAL CORPORATION
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
           THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996


1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements, which are for interim periods, do not include all disclosures provided in the annual financial statements. These unaudited condensed financial statements should be read in conjunction with the financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended December
31, 1996 of General Residential Corporation (the "Company"), as filed with the Securities and Exchange Commission. The December 31, 1996 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements.
The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


2. PURCHASE AND RETIREMENT OF COMMON STOCK

During the six months ended June 30, 1997, the Company purchased and retired 322,802 (pre-split) shares of its common stock for an aggregate cash payment of $19,368.

On July 16, 1997, the Company amended its Certificate of Incorporation to (i) effect a one for 200,000 reverse stock split of the Company's currently issued and outstanding common stock, and (ii) change the number of shares of common stock the Company is authorized to issue to 250 shares with a par value per share of $1.00. Prior to the amendment, the Company was authorized to issue 50,000,000 shares with a par value of $.01. As a result of the reverse split, the Company will issue 71.0787 shares of common stock in exchange for 14,215,738 pre-split shares and will repurchase 1,820,720 pre-split shares for an aggregate purchase price of $109,243. The effects of the reverse split have been reflected in the accompanying unaudited condensed financial statements.


                                   page 6 of 13
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Financial Condition:

     The Company expects to generate sufficient cash flow from operations to fund operating expenses and scheduled debt service requirements during the fiscal year ending December 31, 1997. The Company had amounts due for fractional shares of $109,243 and will finance these by borrowings from the Company's officers and directors.

Results of Operations:

     The Company leases its three properties to an unrelated entity which operates the properties as residential board and care facilities. The Company has a fixed yearly lease income of approximately $360,000 through April 2005. The Company has no other sources of operating revenues.


                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On July 16, 1997, the Company amended its Certificate of Incorporation to (i) effect a one for 200,000 reverse stock split of the Company's currently issued and outstanding common stock, and (ii) change the number of shares of common stock the Company is authorized to issue to 250 shares with a par value per share of $1.00. Prior to the amendment, the Company was authorized to issue 50,000,000 shares with a par value of $.01. As a result of the reverse split, the Company will issue 71.0787 shares of common stock in exchange for 14,215,738 pre-split shares and will repurchase 1,820,720 pre-split shares for an aggregate purchase price of $109,243.


ITEM 6.  EXHIBITS

    (a) 3. Certificate of Amendment of Certificate of Incorporation as filed in the Office of Secretary of State of the State of Delaware on July 16, 1997.

        27. Financial Data Schedule (Electronic Filing Only)

    (b) Reports on Form 8-K - Three Months Ended June 30, 1997. None.


                                   page 7 of 13
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GENERAL RESIDENTIAL CORPORATION
                                          -------------------------------------
                                                        (Registrant)




                                      /s/ Paul M. Kuefler
Date:  August 11, 1997          By:  __________________________________________
                                      Paul M. Kuefler
                                      President
                                      (Principal Executive Officer)




                                      /s/ Daniel Lezak
Date:  August 11, 1997          By:  __________________________________________
                                      Daniel Lezak
                                      Secretary - Treasurer and
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

                                   page 8 of 13
                                  EXHIBIT INDEX

3.   Certificate of Amendment of Certificate of Incorporation of
     General Residential Corporation, as filed in the Office of the Secretary of State of the State of Delaware on July 16, 1997.

27.  Financial Data Schedule.

                                   page 9 of 13