Form 10QSB
period 1997-09-30
GENERAL RESIDENTIAL CORP
filed 1997-11-14
CIK 40806

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[ X ] Quarterly Report under Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended September 30, 1997

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
       Yes [ X ]  No [   ]

As of September 30, 1997, the Company had 81.0166 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [   ]   No [ X ]

Total sequentially numbered pages in this document:  8

                                   page 1 of 8
                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        GENERAL RESIDENTIAL CORPORATION
                     CONDENSED BALANCE SHEETS (UNAUDITED)

                                                  September 30,  December 31,
                                                      1997           1996
                                                  ------------   ------------

                                     ASSETS
CASH                                              $     7,391    $     4,265
INCOME TAXES RECEIVABLE                                 4,710          8,655
PROPERTY AND EQUIPMENT,
  net of accumulated depreciation                   1,829,622      1,902,169
                                                  ------------   ------------
                                                  $ 1,841,723    $ 1,915,089
                                                  ============   ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Note payable                                    $              $    31,736
  Accounts payable and accrued expenses                14,195         14,195
  Deferred income taxes                               467,100        489,000
  Due to related parties                              175,500        150,000
  Amounts due for fractional shares (Note 2)           99,886
                                                  ------------   ------------
    TOTAL LIABILITIES                                 756,681        684,931
                                                  ------------   ------------
STOCKHOLDERS' EQUITY (Note 2)
  Common stock, $1.00 par value;
   authorized - 250 shares;
   issued and outstanding -
   81.0166 shares at September 30, 1997
   and 81.7963 shares at December 31, 1996                 81             82
  Additional paid-in capital                        1,359,581      1,488,391
  Accumulated deficit                                (274,620)      (258,315)
                                                  ------------   ------------
  TOTAL STOCKHOLDERS' EQUITY                        1,085,042      1,230,158
                                                  ------------   ------------
                                                  $ 1,841,723    $ 1,915,089
                                                  ============   ============


            See accompanying notes to condensed financial statements.

                                   page 2 of 8
                         GENERAL RESIDENTIAL CORPORATION

                  CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                 Three Months Ended September 30, 1997 and 1996

                                                      1997           1996
                                                  ------------   ------------

LEASING REVENUES                                  $    91,873    $    90,681
                                                  ------------   ------------

COSTS AND EXPENSES
  Compensation to officers and directors               81,000         42,000
  General and administrative expenses                  15,688          8,959
  Depreciation                                         24,077         24,261
  Interest expense, including $4,496
   in 1997 and $3,960 in 1996
   to related parties                                   4,496          5,394
                                                  ------------   ------------

                                                      125,261         80,614
                                                  ------------   ------------

Income (loss) before income taxes                     (33,388)         10,067

Income taxes (benefit)                                (13,300)         2,900
                                                  ------------   ------------

Net income (loss)                                 $   (20,088)   $     7,167
                                                  ============   ============

Net income (loss) per common share                $   (244.98)   $     86.35
                                                  ============   ============

Weighted average number of
 shares of common stock                                    82             83
                                                  ============   ============

            See accompanying notes to condensed financial statements.

                                   page 3 of 8
                         GENERAL RESIDENTIAL CORPORATION

                  CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

                  Nine Months Ended September 30, 1997 and 1996

                                                      1997           1996
                                                  ------------   ------------

LEASING REVENUES                                  $   273,319    $   272,057
                                                  ------------   ------------

COSTS AND EXPENSES
  Compensation to officers and directors              171,000        112,500
  General and administrative expenses                  44,087         30,761
  Depreciation                                         72,599         72,783
  Interest expense, including $12,664
   in 1997 and $11,468 in 1996
   to related parties                                  12,838         17,701
                                                  ------------   ------------

                                                      300,524        233,745
                                                  ------------   ------------

Income (loss) before income taxes                     (27,205)        38,312

Income taxes (benefit)                                (10,900)        11,100
                                                  ------------   ------------

Net income (loss)                                 $   (16,305)   $    27,212
                                                  ============   ============

Net income (loss) per common share                $   (198.84)   $    327.86
                                                  ============   ============

Weighted average number of
 shares of common stock                                    82             83
                                                  ============   ============
            See accompanying notes to condensed financial statements.

                                   page 4 of 8
                         GENERAL RESIDENTIAL CORPORATION
                   CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 Nine Months Ended September 30, 1997 and 1996

                                                      1997           1996
                                                  ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from lessees                      $   273,319    $   272,057
  Interest paid to related parties                    (12,664)       (11,468)
  Interest paid to others                                (174)        (6,233)
  Income taxes paid                                    (7,807)       (35,063)
  Cash paid to officers and directors
   for fees and expenses                             (171,000)       (99,000)
  General and administrative expenses                 (44,087)       (30,761)
                                                  ------------   ------------

    NET CASH PROVIDED BY OPERATING ACTIVITIES          37,587         89,532
                                                  ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments on notes payable,
   secured by deeds of trust                          (31,236)       (93,778)
  Borrowings from related parties                      25,500
  Common stock repurchased and retired                (28,725)        (1,663)
                                                  ------------   ------------

    NET CASH USED IN FINANCING ACTIVITIES             (34,461)       (95,441)
                                                  ------------   ------------

NET INCREASE (DECREASE) IN CASH                         3,126         (5,909)

CASH BALANCE AT BEGINNING OF PERIOD                     4,265         10,118
                                                  ------------   ------------

CASH BALANCE AT END OF PERIOD                     $     7,391    $     4,209
                                                  ============   ============

RECONCILIATION OF NET INCOME (LOSS) TO
 NET CASH PROVIDED BY OPERATING ACTIVITIES
  Net income (loss)                               $   (16,305)   $    27,212
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Accrual of officers' fees and expenses                            13,500
    Depreciation of property and equipment             72,599         72,783
    Increase in income taxes receivable                (4,710)
    Increase in income taxes payable
     and deferred taxes                               (13,997)       (23,963)
                                                  ------------   ------------

      NET CASH PROVIDED BY OPERATING ACTIVITIES   $    37,587    $    89,532
                                                  ============   ============

            See accompanying notes to condensed financial statements.

                                   page 5 of 8
                         GENERAL RESIDENTIAL CORPORATION
              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
           THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


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

In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements.
The results of operations for the three and nine months ended Sepember 30, 1997 are not necessarily indicative of the results to be expected for the full year.


2. STOCKHOLDERS' EQUITY

During the nine months ended September 30, 1997, the Company purchased and retired 2.39373 shares of its common stock for an aggregate cash payment of $28,725.

On July 16, 1997, the Company amended its Certificate of Incorporation to (i) effect a one for 200,000 reverse stock split of the Company's currently issued and outstanding common stock, and (ii) change the number of shares of common stock the Company is authorized to issue to 250 shares with a par value per share of $1.00. Prior to the amendment, the Company was authorized to issue 50,000,000 shares with a par value of $.01. As a result of the reverse split, the Company issued 71.0787 shares of common stock in exchange for 14,215,738 pre-split shares and has or will repurchase 1,820,720 pre-split shares for an aggregate purchase price of $109,243. The effects of the reverse split have been reflected in the accompanying unaudited condensed financial statements.


                                   page 6 of 8
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

     Primarily as a result of increased compensation to officers and directors in 1997, the Company incurred a loss before income taxes in 1997 as compared to income before income taxes in 1996.

                           PART II. OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On July 16, 1997, the Company amended its Certificate of Incorporation to (i) effect a one for 200,000 reverse stock split of the Company's currently issued and outstanding common stock, and (ii) change the number of shares of common stock the Company is authorized to issue to 250 shares with a par value per share of $1.00. Prior to the amendment, the Company was authorized to issue 50,000,000 shares with a par value of $.01. As a result of the reverse split, the Company issued 71.0787 shares of common stock in exchange for 14,215,738 pre-split shares and has or will repurchase 1,820,720 pre-split shares for an aggregate purchase price of $109,243.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) 3. Certificate of Amendment of Certificate of Incorporation as filed in the Office of Secretary of State of the State of Delaware on July 16, 1997, previously filed as Exhibit 3 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1997 and incorporated herein by reference.

        27. Financial Data Schedule (electronic filing only)

    (b) Reports on Form 8-K - Three Months Ended September 30, 1997: None.


                                   page 7 of 8
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GENERAL RESIDENTIAL CORPORATION
                                          -------------------------------------
                                                        (Registrant)




                                      /s/ Paul M. Kuefler
Date:  November 11, 1997         By:  __________________________________________
                                      Paul M. Kuefler
                                      President
                                      (Principal Executive Officer)




                                      /s/ Daniel Lezak
Date:  November 11, 1997         By:  __________________________________________
                                      Daniel Lezak
                                      Secretary - Treasurer and
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

                                   page 8 of 8